Form 10-K
period 2009-12-31
MS STRUCTURED TILES SERIES 2006-1
filed 2010-03-26
CIK 1349577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549
__________

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

Commission File Numbers  333-101155, 001-32725

TILES Trust No. 2006-1

MS STRUCTURED ASSET CORP., as Depositor and Sponsor

 (Exact name of registrant as specified in its charter)

                                Delaware                                                                                               13-4026700

(State or other jurisdiction of incorporation or organization)                     (IRS Employer Identification No.)

1585 Broadway, Second Floor
New York, New York
Attention: In-Young Chase	10036
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:                   (212) 761-2520

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
TILES Series 2006-1 TILES Trust Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ___ No    X

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ___                                Accelerated filer ___                           Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                   Yes ___ No     X

All of the common stock of the registrant is held by Morgan Stanley.  As of March 19, 2010, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

                The following reports of Morgan Stanley pursuant to Item 1115(b): Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2009; Annual Report on Form 10-K for the fiscal year ended November 30, 2009; Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

PART I

ITEM 1.  BUSINESS

            Not Applicable

ITEM 1A. RISK FACTORS

            Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

            None

ITEM 2.  PROPERTIES

            Not Applicable

ITEM 3.  LEGAL PROCEEDINGS

            Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

            Not Applicable

ADDITIONAL DISCLOSURE ITEMS PURSUANT TO REGULATION AB

ITEM 1112(b). SIGNIFICANT OBLIGORS OF POOL ASSETS

            The Goldman Sachs Group, Inc., the underlying security guarantor with respect to the Units, is a “significant obligor” with respect to the assets of the Trust for purposes of Item 1112 of Regulation AB. For any financial statements of the Goldman Sachs Group, Inc. required to be provided under Regulation S-X during the period since the initial issuance of the Units, this Form 10-K report refers, pursuant to Item 1100(c)(2) of Regulation AB, to the periodic reports of the Goldman Sachs Group, Inc. under section 13(a) or 15(d) of the Exchange Act (“Underlying Security Issuer Exchange Act Reports”) that are on file with the Securities and Exchange Commission (the “SEC”). Such Underlying Security Issuer Exchange Act Reports may be accessed at the public reference facilities maintained by the SEC at Room 1024, 100 F Street, NE, Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 100 F Street, NE, Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website on the internet at http://www.sec.gov at which users can view and download copies of reports, proxy, information statements and other information filed electronically. The SEC file number for the Goldman Sachs Group, Inc. is 333-112367.

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

ITEM 1114(b)(2). CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT CERTAIN DERIVATIVES INSTRUMENTS

            None

ITEM 1115(b). CERTAIN DERIVATIVES INSTRUMENTS – FINANCIAL INFORMATION

Morgan Stanley is the derivative counterparty to the TILES 2006-1 Trust under an interest rate swap and three forward rate agreements. For purposes of Item 1115(b) of Regulation AB and any financial statements of Morgan Stanley required to be provided under Regulation S-X during the period covered by this Report on Form 10-K, the financial statements included in or as exhibits to the following documents filed by Morgan Stanley with the Securities and Exchange Commission are hereby incorporated by reference in this Item: Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2009; Annual Report on Form 10-K for the fiscal year ended November 30, 2009; Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

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

ITEM 1117. LEGAL PROCEEDINGS

Bank of America, N.A. as successor by merger to LaSalle Bank N.A. acts as trustee for the issuing entity.

On November 25, 2009, Bank of America, N.A. (BANA) was named as a defendant in two related lawsuits filed in the U.S. District Court for the Southern District of New York. In BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank, AG v. Bank of America, N.A., plaintiffs assert breach of contract, negligence, and indemnification claims in connection with BANA's roles as, among other things, collateral agent, custodian, and indenture trustee of Ocala Funding, LLC (Ocala). Ocala was a mortgage warehousing facility that provided funding to Taylor, Bean & Whitaker Mortgage Corp. (TBW) by issuing commercial paper and term securities backed by mortgage loans originated by TBW. Plaintiffs claim that they purchased in excess of $1.6 billion in securities issued by Ocala and that BANA allegedly failed, among other things, to protect the collateral backing plaintiffs' securities. Plaintiffs seek unspecified compensatory damages, among other relief.

ITEM 1119. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Morgan Stanley, which is the derivative counterparty to the TILES 2006-1 Trust under an interest rate swap and three forward rate agreements, owns 100% of the stock of Depositor MS Structured Asset Corp.

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVING CRITERIA

See Exhibits 33.1 and 34.1 to this Annual Report.

Bank of America, National Association’s, as successor by merger to LaSalle Bank National Association, Report on Assessment of Compliance with Servicing Criteria for 2008 (the “2008 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain reports to investors did not include certain required information in accordance with terms set forth in the transaction agreements and certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.”

ITEM 1123. SERVICER COMPLIANCE STATEMENT

See Exhibit 31.2 to this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

            (a) The following documents are filed as part of this Report:

(1) Financial Statements: Distribution Reports on Form 10-D are hereby incorporated by reference. See the table below:

TILES Trust No.:	Closing Date	Collateral	Payment Dates	Form 10-D Filing Dates (Not Trust Agreement Filings in connection with Closing Date) For FY 2009
TILES 2006-1	2/15/2006	The Goldman Sachs Group, Inc.	02/17/2009	03/2/2009
TILES 2006-1	2/15/2006	The Goldman Sachs Group, Inc.	08/17/2009	08/19/2009

                        (2) Financial Statement Schedules pursuant to Item 8: Not Applicable

            (3) Exhibits:

Exhibit 31.1    Rule 13a-14(d) Certification

Exhibit 31.2    Servicer Compliance Statement

Exhibit 33.1    Report of Bank of America, National Association as successor by merger to LaSalle Bank National Association on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

Exhibit 34.1    Attestation Report of PricewaterhouseCoopers, LLP on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

Exhibit 35.1    Annual Statement of Compliance

            (b) Exhibits: See Item 15(a)(3) above

            (c) Other Financial Statement Schedules: Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 2010

MS STRUCTURED ASSET CORP.
(Registrant)

By:      /s/In-Young Chase

Name:  In-Young Chase

Title:    Vice President

Exhibit 31.1

RULE 13a-14(d) Certification

I, In-Young Chase, certify that:

1.         I have reviewed this report on Form 10–K and all reports on Form 10–D required to be filed in respect of the period covered by this report on Form 10–K of TILES Trust No. 2006-1 (the “Exchange Act periodic reports”);

2.         Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.         Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10–D for the period covered by this report is included in the Exchange Act periodic reports;

4.         Based on my knowledge and the servicer compliance statement(s) required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Trustee of TILES Trust No. 2006-1, has fulfilled its obligations under the servicing agreement, which is the Trust Agreement relating to TILES Trust No. 2006-1; and

5.         All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a–18 and 15d–18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10–K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank of America, National Association as successor by merger to LaSalle Bank National Association and its officers and agents.

By:      /s/In-Young Chase

Name:  In-Young Chase

Title:    Vice President

Date:   March 24, 2010

Exhibit 31.2

BANK OF AMERICA, NATIONAL ASSOCIATION AS SUCCESSOR BY MERGER TO LASALLE BANK NATIONAL ASSOCIATION

ANNUAL REPORT BACKUP CERTIFICATION

In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. for the fiscal year ending December 31, 2009 and the certifications given on behalf of TILES Trust No. 2006-1 with respect thereto, the undersigned hereby certifies that he is a duly elected Senior Vice President of Bank of America, National Association as successor by merger to LaSalle Bank National Association and further certifies in his capacity as such as follows:

1.             Bank of America, National Association as successor by merger to LaSalle Bank National Association has prepared all distribution reports with respect to each distribution date for TILES Trust No. 2006-1 and, if permitted under the applicable rules and regulations of the Securities Exchange Commission and the procedures with respect thereto that have been mutually agreed upon by MS Structured Asset Corp. and Bank of America, National Association as successor by merger to LaSalle Bank National Association, has filed a copy of such reports on Form 10-D during the fiscal year as described on Exhibit A hereto.

2.      I have reviewed all reports on Form 10-D containing distribution reports filed in respect of periods included in the fiscal year covered by the annual report of MS Structured Asset Corp. on behalf of TILES Trust No. 2006-1;

3.      I am familiar with the operations of Bank of America, National Association as successor by merger to LaSalle Bank National Association with respect to the SATURNS program and TILES Trust No. 2006-1 and the requirement imposed by the trust agreement;

4.      Based on my knowledge, the information in the distribution reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the annual report;

5.      Based on my knowledge, the information required to be provided under each trust agreement, for inclusion in the distribution reports, is included in the distribution reports;

6.      Based on my knowledge, and except as disclosed in the distribution reports, the trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.

7.      Based on my knowledge, and except as disclosed in the distribution reports and as disclosed on the 8-K filed on December 30, 2009 and referenced on Exhibit A to this backup certification, there are no material legal proceedings pending with respect to any trust, involving the trust or Bank of America, National Association as successor by merger to LaSalle Bank National Association as trustee.

Date: March 24, 2010                                     By:       /s/Thomas M. O’Connor

Name: Thomas M. O’Connor

Title:    Senior Vice President

Exhibit A

TILES Trust No.:	Closing Date	Collateral	Payment Dates	Form 10-D Filing Dates (Not Trust Agreement Filings in connection with Closing Date) For FY 2009
TILES 2006-1	2/15/2006	The Goldman Sachs Group, Inc.	02/17/2009	03/2/2009
TILES 2006-1	2/15/2006	The Goldman Sachs Group, Inc.	08/17/2009	08/19/2009

TILES Trust No.:	Closing Date	Event Description	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date) For FY 2009
TILES 2006-1	2/15/2006

Bank of America, N.A. as successor by merger to LaSalle Bank N.A. acts as trustee for the issuing entity.

On November 25, 2009, Bank of America, N.A. (BANA) was named as a defendant in two related lawsuits filed in the U.S. District Court for the Southern District of New York. In BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank, AG v. Bank of America, N.A., plaintiffs assert breach of contract, negligence, and indemnification claims in connection with BANA's roles as, among other things, collateral agent, custodian, and indenture trustee of Ocala Funding, LLC (Ocala). Ocala was a mortgage warehousing facility that provided funding to Taylor, Bean & Whitaker Mortgage Corp. (TBW) by issuing commercial paper and term securities backed by mortgage loans originated by TBW.  Plaintiffs claim that they purchased in excess of $1.6 billion in securities issued by Ocala and that BANA allegedly failed, among other things, to protect the collateral backing plaintiffs' securities. Plaintiffs seek unspecified compensatory damages, among other relief.

December 30, 2009

Exhibit 33.1

Report on Assessment of Compliance with Servicing Criteria

Bank of America, National Association as successor by merger to LaSalle Bank National Association (“Bank of America”) is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB (17 C.F.R, 229.1122(d)), as of and for the 12-month period ending December 31, 2009 (the "Reporting Period"), as set forth in Appendix A hereto.  The transactions covered by this report include asset-backed securities, primarily mortgage-backed securities, for which Bank of America, as trustee, paying agent, or custodian, performed servicing activities, which transactions were initially closed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as well as transactions that were exempt from registration but required an assessment of compliance with the servicing criteria applicable to it under Regulation AB as prescribed in applicable transaction agreements (the “Platform”).  Bank of America used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria for the Reporting Period with respect to the Platform.  The criteria listed in the column titled “Servicing Criteria Inapplicable to Bank of America, National Association (as trustee, paying agent, or custodian)” on Appendix A hereto are inapplicable to Bank of America based on the activities it performs with respect to the Platform.

Except as identified on Appendix B hereto, Bank of America has complied, in all material respects, with the applicable servicing criteria identified in Appendix A hereto for the Reporting Period with respect to the Platform taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm has issued an attestation report on Bank of America’s compliance with the applicable servicing criteria for the Reporting Period.

March 1, 2010

Bank of America, National Association

By:    /s/Ann O’Brien

Name: Ann O’Brien

Title:   Senior Vice President

Appendix A

Reg AB Reference	Servicing Criteria	Servicing Criteria Applicable to Bank of America, National Association (as trustee, paying agent, or custodian)	Servicing Criteria Inapplicable to Bank of America, National Association (as trustee, paying agent, or custodian)
General Servicing Considerations
1122(d)(1)(i)	Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.	X
1122(d)(1)(ii)	If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party’s performance and compliance with such servicing activities.	X
1122(d)(1)(iii)	Any requirements in the transaction agreements to maintain a back-up servicer for the pool assets are maintained.		X
1122(d)(1)(iv)

A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

X
Cash Collection and Administration
1122(d)(2)(i)

Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.

X
1122(d)(2)(ii)	Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.	X
1122(d)(2)(iii)

Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

X
1122(d)(2)(iv)

The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of over collateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

X
1122(d)(2)(v)

Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, “federally insured depository institution” with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 240.13k-1(b)(1) of the Securities Exchange Act.

X
1122(d)(2)(vi)	Unissued checks are safeguarded so as to prevent unauthorized access.	X

Reg AB Reference	Servicing Criteria	Servicing Criteria Applicable to Bank of America, National Association (as trustee, paying agent, or custodian)	Servicing Criteria Inapplicable to Bank of America, National Association (as trustee, paying agent, or custodian)
1122(d)(2)(vii)

Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

X
Investor Remittances and Reporting
1122(d)(3)(i)

Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors’ or the indenture trustee’s records as to the total unpaid principal balance and number of pool assets serviced by the servicer.

X
1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X
1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the servicer’s investor records, or such other number of days specified in the transaction agreements.	X
1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X
Pool Asset Administration
1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.	X
1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements	X
1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.	X
1122(d)(4)(iv)

Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are posted to the applicable servicer’s obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.

X

Reg AB Reference	Servicing Criteria	Servicing Criteria Applicable to Bank of America, National Association (as trustee, paying agent, or custodian)	Servicing Criteria Inapplicable to Bank of America, National Association (as trustee, paying agent, or custodian)
1122(d)(4)(v)	The servicer’s records regarding the pool assets agree with the servicer’s records with respect to an obligor’s unpaid principal balance.		X
1122(d)(4)(vi)

Changes with respect to the terms or status of an obligor’s pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.

X
1122(d)(4)(vii)

Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

X
1122(d)(4)(viii)

Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity’s activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

X
1122(d)(4)(ix)	Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.		X
1122(d)(4)(x)

Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor’s pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.

X
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

X
1122(d)(4)(xii)

Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer’s funds and not charged to the obligor, unless the late payment was due to the obligor’s error or omission.

X
1122(d)(4)(xiii)

Disbursements made on behalf of an obligor are posted within two business days to the obligor’s records maintained by the servicer, or such other number of days specified in the transaction agreements.

X

Reg AB Reference	Servicing Criteria	Servicing Criteria Applicable to Bank of America, National Association (as trustee, paying agent, or custodian)	Servicing Criteria Inapplicable to Bank of America, National Association (as trustee, paying agent, or custodian)
1122(d)(4)(xiv)	Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.		X
1122(d)(4)(xv)	Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.	X

Appendix B

Material Instances of Noncompliance by Bank of America

1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain reports to investors did not include certain required information in accordance with terms set forth in the transaction agreements and certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

Exhibit 34.1

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Bank of America, National Association:

We have examined Bank of America, National Association’s (the “Company”), as successor by merger to LaSalle Bank National Association, compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission’s Regulation AB for the asset backed securities, primarily mortgage-backed securities for which the Company, as trustee, paying agent, or custodian, performed servicing activities, which transactions were initially closed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as well as transactions that were exempt from registration but required an assessment of compliance with the servicing criteria applicable to it under Regulation AB as prescribed in applicable transaction agreements (the “Platform”) described in the accompanying Report on Assessment of Compliance with Servicing Criteria (the “Compliance Statement”), as of December 31, 2009 and for the year then ended, excluding criteria 1122(d)(1)(iii) and 1122(d)(4)(iv)-(xiv) which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform.  Management is responsible for the Company’s compliance with the servicing criteria.  Our responsibility is to express an opinion on the Company’s compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company’s compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances.  Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria.  Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report.  Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on the Company’s compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) and (B) of Regulation AB applicable to the Company during the year ended December 31, 2009.  Certain reports to investors did not include certain required information in accordance with terms set forth in the transaction agreements and certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

In our opinion, except for the material noncompliance described in the preceding paragraph, Bank of America, National Association complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2009 for the Platform, in all material respects.

/s/PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 15, 2010

Exhibit 35.1

Annual Statement of Compliance

VIA: EMAIL

MS Structured Asset Corp.

1585 Broadway

New York, New York 10036

Re:       TRUST AGREEMENT, between MS Structured Asset Corp. (the “Depositor”) and LaSalle Bank National Association (the “Trustee”), made as of the date February 15, 2006 relating to TILES Trust No. 2006-1.

I, Thomas M. O’Connor, a Senior Vice President of Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Trustee hereby certify that:

(1) A review of the activities of the Trustee during the preceding calendar year and of the performance of the Trustee under the Agreement has been made under my supervision; and

(2) To the best of my knowledge, based on such review, the Trustee has fulfilled all its obligations under the Agreement in all material respects throughout such year or a portion thereof.

Date: February 24, 2010

Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Trustee

   /s/Thomas M. O'Connor

Thomas M. O’Connor

Senior Vice President