Form 10-K
period 2011-12-31
MS STRUCTURED TILES SERIES 2006-1
filed 2012-03-29
CIK 1349577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Numbers 333-101155, 001-32725

TILES Trust No. 2006-1
MS STRUCTURED ASSET CORP., as Depositor and Sponsor
 (Exact name of registrant as specified in its charter)

Delaware	13-4026700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 Broadway, Second Floor
New York, New York	10036
Attention: In-Young Chase
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 761-2457

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
TILES Series 2006-1 TILES Trust Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ___ No    X

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ___    Accelerated filer ___   Non-accelerated filer   X      Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                   Yes ___ No     X

All of the common stock of the registrant is held by Morgan Stanley.  As of March 26, 2012, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following reports of Morgan Stanley pursuant to Item 1115(b): Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011; Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011; Annual Report on Form 10-K for the fiscal year ended December 31, 2011; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

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

ITEM 1114(b)(2). CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT CERTAIN DERIVATIVES INSTRUMENTS

None

ITEM 1115(b). CERTAIN DERIVATIVES INSTRUMENTS – FINANCIAL INFORMATION

Morgan Stanley is the derivative counterparty to the TILES 2006-1 Trust under an interest rate swap and three forward rate agreements. For purposes of Item 1115(b) of Regulation AB and any financial statements of Morgan Stanley required to be provided under Regulation S-X during the period covered by this Report on Form 10-K, the financial statements included in or as exhibits to the following documents filed by Morgan Stanley with the Securities and Exchange Commission are hereby incorporated by reference in this Item: Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011; Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011; Annual Report on Form 10-K for the fiscal year ended December 31, 2011; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

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

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Annual Report.

Bank of America, National Association’s, as successor by merger to LaSalle Bank National Association, Report on Assessment of Compliance with Servicing Criteria for 2011 attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(B)  During the Applicable Period, certain monthly investor reports did not provide information calculated in accordance with the terms specified in the transaction agreements.”

U.S. Bank National Association’s, as successor-in-interest to Bank of America, National Association, Report on Assessment of Compliance with Servicing Criteria for 2011 attached to this Report on Form 10-K describes in Exhibit B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(B) – Certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

1122(d)(3)(ii) – Amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.”

See Exhibit 33.2 to this Annual Report for information relating to Management Discussion of Noncompliance and Remediation.

ITEM 1123. SERVICER COMPLIANCE STATEMENT

See Exhibit 35.1 and 35.2 to this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements: Distribution Reports on Form 10-D are hereby incorporated by reference. See the table below:

TILES Trust No.:	Closing Date	Collateral	Payment Dates	Form 10-D Filing Dates For FY 2011
2006-1	2/15/2006	The Goldman Sachs Group, Inc.	02/15/2011	2/25/2011
2006-1	2/15/2006	The Goldman Sachs Group, Inc.	08/15/2011	8/25/2011

TILES Trust No.:	Closing Date	Event Description	Form 10-D/A Filing Dates For FY 2011
TILES 2006-1	2/15/2006	A report on Form 10-D/A amending and superseding Exhibit 99.1 to the Distribution Reports filed during the period from August 29, 2006 through August 25, 2011.	September 1, 2011

TILES Trust No.:	Closing Date	Event Description	Form 8-K (Not Trust Agreement Filings in connection with Closing Date) Filing Dates For FY 2011
TILES 2006-1	2/15/2006	The entry into a Credit Support Annex to the ISDA Master Agreement by TILES Trust No. 2006-1 and Morgan Stanley, as Swap Counterparty.	December 29, 2011

(2) Financial Statement Schedules pursuant to Item 8: Not Applicable

(3) Exhibits:

Exhibit 31.1	Rule 13a-14(d) Certification
Exhibit 31.2	Servicer Compliance Statement (Bank of America, National Association)
Exhibit 31.3	Servicer Compliance Statement (U.S. Bank National Association)
Exhibit 33.1	Report of Bank of America, National Association as successor by merger to LaSalle Bank National Association on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
Exhibit 33.2	Report of U.S. Bank National Association, as successor-in-interest to Bank of America, National Association, on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
Exhibit 34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Bank of America, National Association’s Compliance with Servicing Criteria for Asset-Backed Securities
Exhibit 34.2	Attestation Report of Ernst & Young LLP on Assessment of U.S. Bank National Association’s Compliance with Servicing Criteria for Asset-Backed Securities
Exhibit 35.1	Annual Statement of Compliance (Bank of America, National Association)
Exhibit 35.2	Annual Statement of Compliance (U.S. Bank National Association)

(b) Exhibits: See Item 15(a)(3) above

(c) Other Financial Statement Schedules: Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2012

MS STRUCTURED ASSET CORP.
(Registrant)

By: /s/In-Young Chase
Name: In-Young Chase
Title: Vice President