Form 10-K
period 2014-12-31
MS STRUCTURED TILES SERIES 2006-1
filed 2015-03-18
CIK 1349577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ___ Accelerated filer ___  Non-accelerated filer X Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No X

All of the common stock of the registrant is held by Morgan Stanley. As of March 13, 2015, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following reports of Morgan Stanley pursuant to Item 1115(b): Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014; Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014; Annual Report on Form 10-K for the fiscal year ended December 31, 2014; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

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

ITEM 1114(b)(2). CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT CERTAIN DERIVATIVES INSTRUMENTS

None

ITEM 1115(b). CERTAIN DERIVATIVES INSTRUMENTS – FINANCIAL INFORMATION

Morgan Stanley is the derivative counterparty to the TILES 2006-1 Trust under an interest rate swap. For purposes of Item 1115(b) of Regulation AB and any financial statements of Morgan Stanley required to be provided under Regulation S-X during the period covered by this Report on Form 10-K, the financial statements included in or as exhibits to the following documents filed by Morgan Stanley with the Securities and Exchange Commission are hereby incorporated by reference in this Item: Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014; Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014; Annual Report on Form 10-K for the fiscal year ended December 31, 2014; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

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

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

See Exhibits 33.1 and 34.1 to this Annual Report.

ITEM 1123. SERVICER COMPLIANCE STATEMENT

See Exhibit 35.1 to this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements: Distribution Reports on Form 10-D are hereby incorporated by reference. See the table below:

TILES Trust No.:	Closing Date	Collateral	Payment Dates	Form 10-D Filing Dates For FY 2014
2006-1	2/15/2006	The Goldman Sachs Group, Inc.	02/18/2014	02/18/2014
2006-1	2/15/2006	The Goldman Sachs Group, Inc.	08/15/2014	08/25/2014

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

Date: March 18, 2015

MS STRUCTURED ASSET CORP.
(Registrant)

By: /s/ Joshua Schanzer

Name:  Joshua Schanzer

Title:	Vice President