Form 10-K
period 2023-12-31
MS STRUCTURED TILES SERIES 2006-1
filed 2024-03-27
CIK 1349577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐             Accelerated filer ☐            Non-accelerated filer ☒            Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

All of the common stock of the registrant is held by Morgan Stanley. As of March 26, 2024, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following reports of Morgan Stanley pursuant to Item 1115(b): Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023; Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023; Annual Report on Form 10-K for the fiscal year ended December 31, 2023; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

PART I

ITEM 1. BUSINESS

Not Applicable

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Not Applicable

ITEM 2. PROPERTIES

Not Applicable

ITEM 3. LEGAL PROCEEDINGS

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6. [RESERVED]

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

Not Applicable

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not Applicable

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not Applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not Applicable

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

ITEM 1114(b)(2). CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS

None

ITEM 1115(b). CERTAIN DERIVATIVES INSTRUMENTS – FINANCIAL INFORMATION

Morgan Stanley is the derivative counterparty to the TILES 2006-1 Trust under an interest rate swap. For purposes of Item 1115(b) of Regulation AB and any financial statements of Morgan Stanley required to be provided under Regulation S-X during the period covered by this Report on Form 10-K, the financial statements included in or as exhibits to the following documents filed by Morgan Stanley with the Securities and Exchange Commission are hereby incorporated by reference in this Item: Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023; Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023; Annual Report on Form 10-K for the fiscal year ended December 31, 2023; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

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

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

See Exhibits 33.1 and 34.1 to this Annual Report.

ITEM 1123. SERVICER COMPLIANCE STATEMENT

See Exhibit 35.1 to this Annual Report.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements: Distribution Reports on Form 10-D are hereby incorporated by reference. See the table below:

TILES Trust No.:	Closing Date	Collateral	Payment Dates	Form 10-D Filing Dates For FY 2023
2006-1	2/15/2006	The Goldman Sachs Group, Inc.	02/15/2023	02/22/2023
2006-1	2/15/2006	The Goldman Sachs Group, Inc.	08/15/2023	08/18/2023

(2) Financial Statement Schedules pursuant to Item 8: Not Applicable

(3) Exhibits:

Exhibit 4.1	For a description of the securities of the TILES Trust No. 2006-1, see Prospectus Supplement (To Prospectus dated March 5, 2003) dated as of February 15, 2006 filed by the Depositor with the SEC on February 15, 2006 and incorporated here by reference.

Exhibit 31.1	Rule 13a-14(d) Certification

Exhibit 31.2	Servicer Compliance Statement (U.S. Bank National Association)

Exhibit 33.1	Report of U.S. Bank National Association, as successor-in-interest to Bank of America, National Association, on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

Exhibit 34.1	Attestation Report of Ernst & Young LLP on Assessment of U.S. Bank National Association’s Compliance with Servicing Criteria for Asset-Backed Securities

Exhibit 35.1	Annual Statement of Compliance (U.S. Bank National Association)

Exhibit 97	Policy Relating to Recovery of Erroneously Awarded Compensation

(b) Exhibits: See Item 15(a)(3) above

(c) Other Financial Statement Schedules: Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2024

MS STRUCTURED ASSET CORP. (Registrant)

By:	/s/ Joshua Schanzer

Name:	Joshua Schanzer
Title:	Vice President